Form 10-Q
period 2008-11-30
Tupper, Inc.
filed 2009-01-14
CIK 1430869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of November 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of November 30, 2008 (unaudited) and February 29, 2008 (audited);
F-2	Statements of Operations for the three and nine months ended November 30, 2008 and period from January 31, 2008 (Inception) to November 30, 2008 (unaudited);
F-3	Statement of Stockholders’ Equity for period from January 31, 2008 (Inception) to November 30, 2008 (unaudited);
F-4	Statements of Cash Flows for the three and nine months ended November 30, 2008 and period from January 31, 2008 (Inception) to November 30, 2008 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2008 and February 29, 2008

	November 30, 2008	February 29, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Loan payable - related party	$2,000	$-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(45,000)	(4,000)
Total stockholders’ equity (deficit)	(2,000)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$39,000

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Nine Months and Three Months ended November 30, 2008
Period from January 31, 2008 (Inception) to November 30, 2008
Unaudited

	Nine Months Ended November 30, 2008	Three Months Ended November 30, 2008	Period from January 31, 2008 (Inception) to November 30, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	41,000	2,000	45,000

Net Loss	$(41,000)	$(2,000)	$(45,000)

Net loss per share: Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from January 31, 2008 (Inception) to November 30, 2008
Unaudited

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, February 29, 2008	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the nine months ended November 30, 2008	-	-	-	(41,000)	(41,000)
Balance, November 30, 2008	2,150,000	$2,150	$40,850	$(45,000)	$(2,000)

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months and Three Months ended November 30, 2008
Period from January 31, 2008 (Inception) to November 30, 2008
Unaudited

	Nine Months Ended November 30, 2008	Three Months Ended November 30, 2008	Period From January 31, 2008 (Inception) to November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,000)	$(2,000)	$(45,000)
Change in non-cash working capital items
Prepaid expenses	4,000	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(37,000)	(2,000)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from related party	2,000	2,000	2,000
Proceeds from sales of common stock	-0-	-0-	43,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	2,000	45,000

NET DECREASE IN CASH	(35,000)	-0-	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Tupper, Inc. (“Tupper”) is a development stage company and was incorporated in Nevada on January 31, 2008.  We are engaged in the business of developing, manufacturing, and selling pig watering troughs (the “Product”) specifically for pig farmers in Asia. Tupper operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

Tupper considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Tupper’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at February 29, 2008 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods after the Company’s year-end.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received a loan from a related party to be used for working capital.  The loan is due upon demand, non-interest bearing, and unsecured.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 4 – INCOME TAXES

For the period ended November 30, 2008, Tupper has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at November 30, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$15,300
Valuation allowance	(15,300)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

Tupper has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations for the Three Months Ended November 30, 2008 and Period from January 31, 2008 (Date of Inception) until November 30, 2008

We generated no revenue for the period from January 31, 2008 (Date of Inception) until November 30, 2008. Our Operating Expenses were $2,000 during the three months ended November 30, 2008, $41,000 for the nine months ended November 30, 2008, and $45,000 for the period from January 31, 2008 (Date of Inception) to November 30, 2008. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended November 30, 2008, $41,000 for the nine months ended November 30, 2008, and $45,000 for the period from January 31, 2008 (Date of Inception) until November 30, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of November 30, 2008, we had no assets and $2,000 in current liabilities. Thus, we have working capital deficit of $2,000 as of November 30, 2008.

Operating activities used $45,000 in cash for the period from January 31, 2008 (Date of Inception) until November 30, 2008. Our net loss of $45,000 was the sole basis of our negative operating cash flow. Financing activities during the period from January 31, 2008 (Date of Inception) until November 30, 2008 generated $45,000 in cash during the period.

As of November 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Zandra Grace Hernandez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2008.

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

Tupper, Inc.

Date:	January 14, 2009

By: /s/ Zandra Grace Hernandez Zandra Grace Hernandez Title: Chief Executive Officer and Director