Form 10-K
period 2009-02-28
Tupper, Inc.
filed 2009-04-29
CIK 1430869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-149921

Tupper, Inc.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#5 Ipil Street Project 3 Quezon City 1102, The Philippines	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 001-63-0915-371-1115

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of April 28, 2009.

 PART I
Item 1.   Business

Company Overview

We were incorporated as “Tupper Inc.” (“Tupper”) on January 31, 2008 in the State of Nevada for the purpose of developing, manufacturing, and selling pig watering troughs specifically for pig farmers in the Philippines and other Asian countries.

Business of Company

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

Our principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Our operations office is located at #5 Ipil Street Project 3, Quezon City 1102, The Philippines.

Water Waste and Disease at the Watering Trough

Water waste and disease each have short- and long-term negative impacts on pig farmers’ profits. One of the main sources of both of these problems is the watering trough commonly employed by pig farmers. Typical pig watering troughs waste excessive amounts of water and spread disease due to inadequacies inherent in their design. Many common troughs are not easily accessible to all sizes and ages of pigs, leaving some dehydrated and in a condition that can, in turn, make the animal vulnerable to disease.  Examples of illnesses that arise in a herd where there is a poor water supply or sows have a restricted water intake are Cystitis, inflammation of the bladder, Pyelonephritis, and inflammation of the kidney.  These diseases are often concurrent and are an important cause of mortality in all ages of dry sows. Water waste and uneven distribution, over time, cost pig farmers a significant amount of money.

Water is the nutrient that swine require in largest quantity, but compared to the other nutrients supplied by feed, it is the most frequently misunderstood and mismanaged. Pigs drink more than twice as much as they eat. Without water, no metabolic and physiological processes within the body can occur. Water makes up over 98% of all molecules in the body and is necessary for regulation of body temperature, growth, reproduction, lactation, digestion, lubrication of joints, eyesight, and as a cleansing agent. Limiting water intake can depress animal performance more quickly and drastically than any other nutrient deficiency. At any time, if adequate water is not provided to the pig, feed intake and subsequent growth performance will be reduced, and hearing and sight can be impaired.  Insufficient water consumption of a lactating sow will not only limit feed intake but also milk yield, since milk consists of 80% water. Ultimately, the reduction in milk yield will slow growth and development of the suckling pig. Domesticated animals can live about 60 days without food, but only seven days without water.

Water intake varies greatly between pigs, and unrestricted access to clean and fresh water at all times has a significant positive impact on the health of all pigs. One drinking point for every ten pigs and at least two troughs per pen is recommended to help maintain adequate distribution in pig farming. Water requirements are influenced by several factors, including rate of weight gain, pregnancy, lactation, activity, type of diet, feed intake, and environmental temperature. Daily drinking water usage over time can be used as a predictor of swine health. Water supplies are also an important and effective means for administering medication. The table below illustrates the amount of water needed for pigs of variant sizes and conditions.  The term "gilt" refers to a young female. Swine are considered growing pigs at 40-125 pounds, finishing pigs at 125 pounds, and market weight usually at about 230 pounds.

Water Intake for Various Classes of Swine:

Class of Pig	Gallons per Day
25 lb Pig	0.5
60 lb Pig	1.5
100 lb Pig	1.75
200 lb Pig	2.5
Gestating Sows	4.5
Sow Plus Litter	6.0
Nonpregnant Gilts	3.2
Pregnant Gilts	5.5

Many on-farm observations have found that increasing water flow rates will increase the pigs' willingness to drink. Low flow rates mean that they have to spend longer at the drinker, and in these cases the pigs rarely drink their fill. They lose interest or, they are pushed away by other pen mates. Providing the correct flow rate at all times will optimize intake levels and encourage pigs to drink more readily.

The communal watering feature in the design of most troughs also facilitates the spread of disease and requires frequent monitoring and sterilization. The typical trough is designed whereby all of the pigs in a trough’s vicinity drink from the same pool of often stagnant water in that trough.  Therefore, the watering trough often acts as an agent to spread diseases through the herd. Stale water can also cause reduced water consumption. Even when clean water is available, animals may continue to consume dirty water if it is available. Dirty water is a host for disease organisms, and disease can spread rapidly if animals drink from the same trough.  Disease is a permanent source of anxiety for pig farmers, costing considerable money and detracting from profits in costs associated with diagnosis, treatment, and medication.  Pig farmers sustain greater losses from animals too diseased to be treated or sent to slaughter.

Pig Farming Industry in Asia

Asia is home to more than half a billion pigs that provide food security and livelihoods to the majority of its rural population. The demands for and domestic supply of pig meat have been increasing steadily as a result of rising incomes, increasing human population, domestic market liberalization, increasing demand for livestock food products and urbanization. Given the rising income and rapid urbanization that the region has been experiencing during the past decade, consumption patterns have also shifted toward more protein-based diets, specifically animal-source diets. Pig meat has traditionally been the most preferred meat in diets in South East Asia, and recent major outbreaks of Avian Influenza have induced a migration from poultry meat to pig meat. This, plus the relatively high population growth rates in Asia, as compared with the rest of the world, will engender higher demand for pig meat in the coming years.  Even in countries not normally associated with pig production, such as India, pig meat consumption is increasing and has traditionally provided a source of meat and livelihoods to many millions of people in tribal communities. Recent trends in demand for quality and food safety are also shaping the way the food supply chain is reorganizing to accommodate these market requirements.

Pigs in Asia are often raised on small farms along with other small stock such as poultry and goats and with large stock, like buffalo and cattle, raised by households in mixed crop-livestock systems.  Livestock are an important source of cash to meet household consumption needs due to the seasonal nature of crop production. What is considered a "small farm" in Asia varies from one country to another. In Taiwan, a pig farm with 2000 animals is considered a small one, while in the Philippines and Thailand small-scale raisers typically have 10-20 pigs. In Japan, Korea, and Taiwan there has been a trend toward fewer livestock farms with larger numbers of animals to realize economies of scale. In Japan, the average number of animals kept by a farm in 1992 was 25.7 times that of 1970.

There are efforts being made in Asia to improve the competitiveness of small-scale pig producers in the context of changing demand for pig meat.  Some of the organizations involved in these efforts include the Food and Agriculture Organization of the United Nations (“FAO”), the Pro-Poor Livestock Policy Initiative (“PPLPI”), the Australian Center for International Agricultural Research (“ACIAR”), and the Africa-based International Livestock Research Institute (“ILRI”).  The endeavors of these groups include, among others, an investigation of viable institutional arrangements that will enable small-scale pig farmers to become active participants in the emerging supply chain for pigs and pig meat that are increasingly driven by consumer preferences for quality (lean meat) and safety (hygienic, chemical free), as well as niche markets for traditional quality attributes that are priced at a premium by high-income, urban consumers, including special export markets, e.g., organically raised, local breed pigs.

Chinese Radio International reported in February 2008 that Chinese Premier Wen Jiabao has called for measures to boost pig farming because short supply has led to continued pork price hikes, causing concerns among consumers and the government over a possible spillover effect on inflation. Wen urged local governments to leave no stone unturned in enhancing the enthusiasm of pig breeders, and said it's of great importance to increase pig production, which would help stabilize the pork price and satisfy the meat demand of the public. He called on local governments to deliver the subsidies for breeding female pigs to farmers arranged by the central budget “as soon as possible.”  In order to beef up disease control, Wen said immunization against major pig epidemics shall be provided to farmers free of charges, and that subsidies shall be offered to farmers if their pigs have to be slaughtered for disease control. The premier said local administrative chiefs shall be held responsible for pork supply in their areas, and that all unreasonable restrictions on pig farming shall be abolished.

Our Product

The rising demand for pig meat in Asia in conjunction with mounting efforts and economic incentives to enable pig farmers to meet this demand have resulted in what we anticipate will be a highly receptive potential market for our Product.  Reliable and effective watering troughs are essential on pig farms of all sizes.

We are in the process of developing a pig watering trough specifically for pig farmers in the Philippines and other Asian countries.  Our Product is designed so that as the pig puts its head into the trough(A), the nose of the pig will encounter a lever(B) that will open a switch(C) to allow the water pressure seal(D) to be broken and water to flow into the sink. This allows each pig to drink as much water as needed with minimal waste. Since each pig is drinking individually instead of from a communal and stagnant pool of water, there is also a great reduction in the spread of disease. The device is simple and sturdy, requiring less labor in maintenance and cleaning than other troughs.  It is also easy and safe for the animal to use.  We are in the process of refining the design for our Product, which will be integral to its success. We are designing and developing our Product by conducting experiments to improve on quality and cost. These experiments include testing the Product’s flow rate and water pressure features, as well as its adaptability and accessibility in relationship to different sizes and ages of pigs. We are searching for the lowest priced components available in the market in our efforts to reduce cost. We are researching the benefits of adding more components to further improve our Product. We are also improving our Product's essential qualities, such as its water-saving value and disease-inhibiting structure. Refining these qualities will ensure that our Product is practicable, affordable, and safe for the animal to use.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell watering troughs to pig farmers in Asia. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

•
Fisher Alvin:  They sell a stainless steel bowl drinker for piglets up to 35kg and claim that it “actively reduces water waste and slurry.” The water pool is to the side of the valve to reduce unnecessary waste. They also sell a cast iron drinker with a stainless steel lid that is made to be more resilient to sows and boars.  Their drinking bowl of heavy gauge steel is galvanized after manufacture and finished with no sharp edges or corners to protect the animals.

•
BSM Agri Ltd.:  Their pig trough is made from durable 304 series, 14 gauge stainless steel, and they assert it will last much longer than concrete troughs, which can get pitted and wear down. This trough is marketed as easy to install, lightweight, and can be cleaned by installing a drain at the end of each row. To automate the watering process and increase the reliability of watering systems, pig farmers can install a water distribution controller as well.

•	Ascott: They sell a Galvanized Pig Wallowing Trough that is 2440 x 760 x 220 mm deep complete with loose service box.
•
Booth:  The T/L range of troughs is their most commonly used drinking trough which can be tailored to suit each individual situation. As standard, all troughs measure 450mm (1.6") wide x 325mm (1'1") deep available in either 2.4m (8'), 2.0m (6') or 1.3m (4') lengths. Dividing bars can be added to prevent pigs wallowing in the trough if required. Their range of adult and weaner revolving water troughs are developed for areas of production where the supply of clean water to pigs is imperative. The ability to rotate the trough simply and easily means the operation is completed with the frequency required.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the pig farming industry in Asia. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our Product in Asia is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively. We intend on employing sales representatives in the Philippines when our product is ready for production and shipping and in various provinces of China and other Asian countries when we are ready to expand internationally.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Our operations office is located at #5 Ipil Street Project 3, Quezon City 1102, The Philippines.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended February 28, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “TPPR.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending February 28, 2009
Quarter Ended	High $	Low $
February 28, 2009	N/A	N/A
November 30, 2008	N/A	N/A
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 28, 2009, we had forty (40) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

▪
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

▪
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers and major farm equipment chains. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

▪
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

▪
Travel and Related expenses, which will consist primarily of our executive officer and directors visiting pig farming equipment merchants and resellers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

▪
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

▪
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

Results of Operations for the Years Ended February 28, 2009 and February 29, 2008 and Period from January 31, 2008 (Date of Inception) until February 28, 2009

We generated no revenue for the period from January 31, 2008 (Date of Inception) until February 28, 2009. Our Operating Expenses were $45,000 for the year ended February 28, 2009, $4,000 for the year ended February 29, 2008, and $49,000 for the period from January 31, 2008 (Date of Inception) to February 28, 2009. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $45,000 for the year ended February 28, 2009, $4,000 for the year ended February 29, 2008, and $49,000 for the period from January 31, 2008 (Date of Inception) until February 28, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of February 28, 2009, we had no assets and $6,000 in current liabilities. Thus, we have working capital deficit of $6,000 as of February 28, 2009.

Operating activities used $49,000 in cash for the period from January 31, 2008 (Date of Inception) until February 28, 2009. Our net loss of $49,000 was the sole basis of our negative operating cash flow. Financing activities during the period from January 31, 2008 (Date of Inception) until February 28, 2009 generated $49,000 in cash during the period as a result of $43,000 in the sale of our common stock, and $6,000 in related party loans.

As of February 28, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 28, 2009, there were no off balance sheet arrangements.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 28, 2009.

Item 9A(T).  Controls and Procedures

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Zandra Grace Hernandez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of February 28, 2009 are as follows:

Name	Age	Position Held with the Company
Zandra Grace Hernandez #5 Ipil Street Project 3, Quezon City 1102 The Philippines	37	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Greg Oliver S. Paez #5 Ipil Street Project 3, Quezon City 1102 The Philippines	28	Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Zandra Grace Hernandez is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting President and Director. She received her Bachelor of Science Degree from Colegio de San Juan de Letran Manila in Management in 1993. Since 1999, she has worked in management at Splice Asia.

Greg Oliver S. Paez is our director. He earned his Bachelor of Science Degree from the National College of Business and Arts Fairview in 2000. Since that time, he was worked at WiMax Business Innovations.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Zandra Grace Hernandez.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Ms. Zandra Grace Hernandez, at the address appearing on the first page of this annual report.

Code of Ethics

As of February 28, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended February 28, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zandra Grace Hernandez President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Zandra Grace Hernandez	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2009.

Stock Option Plans

We did not have a stock option plan as of February 28, 2009

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Zandra Grace Hernandez #5 Ipil Street Project 3, Quezon City 1102 The Philippines	Common Stock	600,000	27.9%
Greg Oliver S. Paez #5 Ipil Street Project 3, Quezon City 1102 The Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of February 28, 2009.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Our officer and director, Zandra Grace Hernandez, has loaned us $6,000 to date for working capital. The loan is due upon demand, non-interest bearing, and unsecured.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 29	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$4,000	-	-	-
2008	$8,500	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008;

F-3	Statements of Operations for the Years Ended February 28, 2009 and February 29, 2008 and for the Period from January 31, 2008 (Date of Inception) to February 28, 2009;

F-4	Statement of Stockholders’ Equity for period from inception to February 28, 2009;

F-5	Statements of Cash Flows for the Years Ended February 28, 2009 and February 29, 2008 and for the Period from January 31, 2008 (Date of Inception) to February 28, 2009;

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on March 27, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Tupper, Inc.

By:	/s/Zandra Grace Hernandez
Zandra Grace Hernandez President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 28, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Zandra Grace Hernandez
Zandra Grace Hernandez President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 28, 2009

By:	/s/Greg Oliver S. Paez
Greg Oliver S. Paez Director

April 28, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tupper, Inc.
The Philippines

We have audited the accompanying balance sheets of Tupper, Inc. (a development stage company) as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tupper, Inc. as of February 28, 2009 and February 29, 2008, and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
April 4, 2009

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of February 28, 2009 and February 29, 2008

	February 28, 2009	February 29, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Loan payable - related party	$6,000	$-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(49,000)	(4,000)
Total stockholders’ equity (deficit)	(6,000)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$39,000

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended February 28, 2009 and February 29, 2008
Period from January 31, 2008 (Inception) to February 28, 2009

	Year Ended February 28, 2009	Year Ended February 29, 2008	Period from January 31, 2008 (Inception) to February 28, 2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	45,000	4,000	49,000

Net Loss	$(45,000)	$(4,000)	$(49,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from January 31, 2008 (Inception) to February 28, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, February 29, 2008	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended February 28, 2009	-	-	-	(45,000)	(45,000)
Balance, February 28, 2009	2,150,000	$2,150	$40,850	$(49,000)	$(6,000)

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years ended February 28, 2009 and February 29, 2008
Period from January 31, 2008 (Inception) to February 28, 2009
Audited

	Year Ended February 28, 2009	Year Ended February 29, 2008	Period From January 31, 2008 (Inception) to February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,000)	$(4,000)	$(49,000)
Change in non-cash working capital items
Prepaid expenses	4,000	(4,000)	0
CASH FLOWS USED BY OPERATING ACTIVITIES	(41,000)	(8,000)	(49,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from related party	6,000	0	6,000
Proceeds from sales of common stock	0	43,000	43,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	43,000	49,000

NET INCREASE (DECREASE) IN CASH	(35,000)	35,000	0

Cash, beginning of period	35,000	0	0
Cash, end of period	$0	$35,000	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

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

Cash and Cash Equivalents

Tupper considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2009 and February 29, 2008 the Company had $-0- and $35,000 of cash, respectively.

Fair Value of Financial Instruments

Tupper’s financial instruments consist of cash and cash equivalents, prepaid expenses, and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
February 28, 2009

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

NOTE 4 – INCOME TAXES

For the periods ended February 28, 2009, Tupper has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $49,000 at February 28, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$16,600
Valuation allowance	(16,600)
Net deferred tax asset	$-

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

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