Form 10-Q
period 2009-05-31
Tupper, Inc.
filed 2009-06-26
CIK 1430869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 24, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of May 31, 2009 (unaudited) and February 28, 2009 (audited);
F-2	Statements of Operations for the three months ended May 31, 2009 and 2008 and period from January 31, 2008 (Inception) to May 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from January 31, 2008 (Inception) to May 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended May 31, 2009 and 2008 and period from January 31, 2008 (Inception) to May 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of May 31, 2009 and February 28, 2009

	May 31, 2009	February 28, 2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$8,000	$6,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(51,000)	(49,000)
Total stockholders’ deficit	(8,000)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months ended May 31, 2009 and 2008
Period from January 31, 2008 (Inception) to May 31, 2009

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Period from January 31, 2008 (Inception) to May 31, 2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	37,000	51,000

Net Loss	$(2,000)	$(37,000)	$(51,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 31, 2008 (Inception) to May 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, February 29, 2008	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period ended February 28, 2009	-	-	-	(45,000)	(45,000)
Balance, February 28, 2009	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the three months ended May 31, 2009	-	-	-	(2,000)	(2,000)
Balance, May 31, 2009	2,150,000	$2,150	$40,850	$(51,000)	$(8,000)

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three months ended May 31, 2009 and 2008
Period from January 31, 2008 (Inception) to May 31, 2009

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Period From January 31, 2008 (Inception) to May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(37,000)	$(51,000)
Change in non-cash working capital items
Prepaid expenses	-0-	2,000	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,000)	(35,000)	(51,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from related party	2,000	-0-	8,000
Proceeds from sales of common stock	-0-	-0-	43,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	-0-	51,000

NET INCREASE (DECREASE) IN CASH	-0-	(35,000)	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 28, 2009.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

Tupper considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2009 and February 28, 2009, the Company had $-0- of cash.

Fair Value of Financial Instruments

Tupper’s financial instruments consist of cash and cash equivalents and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company has received a loan from a related party to be used for working capital.  The loan is due upon demand, non-interest bearing, and unsecured.

NOTE 3 – INCOME TAXES

For the periods ended May 31, 2009, Tupper has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $51,000 at May 31, 2009, and will expire beginning in the year 2027.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$17,340
Valuation allowance	(17,340)
Net deferred tax asset	$-

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

Results of Operations for the Three Months Ended May 31, 2009 and Period from January 31, 2008 (Date of Inception) until May 31, 2009.

We generated no revenue for the period from January 31, 2008 (Date of Inception) until May 31, 2009. Our Operating Expenses were $2,000 during the three months ended May 31, 2009, $37,000 for the three months ended May 31, 2008, and $51,000 for the period from January 31, 2008 (Date of Inception) to May 31, 2009. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended May 31, 2009, $37,000 for the three months ended May 31, 2008, and $51,000 for the period from January 31, 2008 (Date of Inception) until May 31, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of May 31, 2009, we had no assets and $8,000 in current liabilities. Thus, we have working capital deficit of $8,000 as of May 31, 2009.

Operating activities used $51,000 in cash for the period from January 31, 2008 (Date of Inception) until May 31, 2009. Our net loss of $51,000 was the sole basis of our negative operating cash flow. Financing activities during the period from January 31, 2008 (Date of Inception) until May 31, 2009 $51,000 in cash during the period, consisting of proceeds from the sale of common stock in the amount of $43,000 and loans from our officer and director in the amount of $8,000.

As of May 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2009, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Zandra Grace Hernandez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2009.

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

Tupper, Inc.

Date:	June 26, 2009

By: /s/ Zandra Grace Hernandez Zandra Grace Hernandez Title: Chief Executive Officer and Director