Form 10-K
Tupper, Inc.
filed 2010-06-04
CIK 1430869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 28, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-149921

Tupper, Inc.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#5 Ipil Street Project 3 Quezon City 1102, The Philippines	N/A
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 001-63-0915-371-1115
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class	Name of Each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of April 19, 2010.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	21

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

Item 4.   Removed and Reserved

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

Fiscal Year Ending February 28, 2010
Quarter Ended	High $	Low $
February 28, 2010	N/A	N/A
November 30, 2009	N/A	N/A
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A

Fiscal Year Ending February 28, 2009
Quarter Ended	High $	Low $
February 28, 2009	N/A	N/A
November 30, 2008	N/A	N/A
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A

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

Holders of Our Common Stock

As of February 28, 2010, we had forty (40) shareholders of record.

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

Results of Operations for the Years Ended February 28, 2010 and February 29, 2009 and Period from January 31, 2008 (Date of Inception) until February 28, 2010

We generated no revenue for the period from January 31, 2008 (Date of Inception) until February 28, 2010. Our Operating Expenses were $17,063 for the year ended February 28, 2010, $45,000 for the year ended February 29, 2009, and $66,063 for the period from January 31, 2008 (Date of Inception) to February 28, 2010. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $17,063 for the year ended February 28, 2010, $45,000 for the year ended February 29, 2009, and $66,063 for the period from January 31, 2008 (Date of Inception) until February 28, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of February 28, 2010, we had no assets and $23,063 in current liabilities. Thus, we have working capital deficit of $23,063 as of February 28, 2010.

Operating activities used $59,000 in cash for the period from January 31, 2008 (Date of Inception) until February 28, 2010. Our net loss of $66,063, offset by an increase in accrued expenses of $7,063 was the basis of our negative operating cash flow. Financing activities during the period from January 31, 2008 (Date of Inception) until February 28, 2010 generated $59,000 in cash during the period as a result of $43,000 in the sale of our common stock, and $16,000 in related party loans.

As of February 28, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 28, 2010, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 28, 2010.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 28, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of February 28, 2010 are as follows:

Name	Age	Position Held with the Company
Zandra Grace Hernandez #5 Ipil Street Project 3, Quezon City 1102 The Philippines	38	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Greg Oliver S. Paez #5 Ipil Street Project 3, Quezon City 1102 The Philippines	29	Director

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

Code of Ethics

As of February 28, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended February 28, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zandra Grace Hernandez President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2010.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2010.

Stock Option Plans

We did not have a stock option plan as of February 28, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
Zandra Grace Hernandez #5 Ipil Street Project 3, Quezon City 1102 The Philippines	Common Stock	600,000	27.9%
Greg Oliver S. Paez #5 Ipil Street Project 3, Quezon City 1102 The Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of February 28, 2010.

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

Our officer and director, Zandra Grace Hernandez, has loaned us $16,000 to date for working capital. The loan is due upon demand, non-interest bearing, and unsecured.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$9,250	-	-	-
2009	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 28, 2010 and 2009;
F-3	Statements of Operations for the Years Ended February 28, 2010 and 2009 and for the Period from January 31, 2008 (Date of Inception) to February 28, 2010;
F-4	Statement of Stockholders’ Deficit as of February 28, 2010;
F-5	Statements of Cash Flows for the Years Ended February 28, 2010 and 2009 and for the Period from January 31, 2008 (Date of Inception) to February 28, 2010;
F-6	Notes to Financial Statements.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on March 27, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Tupper, Inc.

By:	/s/ Zandra Grace Hernandez
Zandra Grace Hernandez President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 4, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Zandra Grace Hernandez
Zandra Grace Hernandez President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 4, 2010

By:	/s/ Greg Oliver S. Paez
Greg Oliver S. Paez Director
June 4, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Tupper, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Tupper, Inc., as of February 28, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended and the period from January 31, 2008 (date of inception) to February 28, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tupper, Inc., as of February 28, 2010 and the results of their operations and cash flows for the periods then ended and the period from January 31, 2008 (date of inception) to February 28, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Tupper, Inc. will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 3, 2010

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND 2009

	February 28, 2010	February 28, 2009
ASSETS
Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$7,063	$0
Loan payable - related party	16,000	6,000
Total liabilities	23,063	6,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(66,063)	(49,000)
Total stockholders’ deficit	(23,063)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 28, 2010 AND 2009
PERIOD FROM JANUARY 31, 2008 (INCEPTION) TO FEBRUARY 28, 2010

	Year ended February 28, 2010	Year ended February 28, 2009	Period from January 31, 2008 (Inception) to February 28, 2010

REVENUES	$0	$0	$0

EXPENSES
Professional fees	17,063	45,000	66,063
TOTAL EXPENSES	17,063	45,000	66,063

LOSS FROM OPERATIONS	(17,063)	(45,000)	(66,063)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(17,063)	$(45,000)	$(66,063)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM JANUARY 31, 2008 (INCEPTION) TO FEBRUARY 28, 2010

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, January 31, 2008	0	$0	$0	$0	$0

Issuance of common stock for cash @$.001	2,150,000	2,150	40,850	-	43,000

Net loss for the period ended February 28, 2010	-	-	-	(4,000)	(4,000)

Balance, February 29, 2008	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended February 28, 2009	-	-	-	(45,000)	(45,000)

Balance, February 28, 2009	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended February 28, 2010	-	-	-	(17,063)	(17,063)

Balance, February 28, 2010	2,150,000	$2,150	$40,850	$(66,063)	$(23,063)

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2010 AND 2009
PERIOD FROM JANUARY 31, 2008 (INCEPTION) TO FEBRUARY 28, 2010

	Year ended February 28, 2010	Year ended February 28, 2009	Period from January 31, 2008 (Inception) to February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,063)	$(45,000)	$(66,063)
Change in non-cash working capital items
Changes in assets and liabilities:
Decrease in prepaid expenses	0	4,000	0
Increase in accrued expenses	7,063		7,063
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,000)	(41,000)	(59,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from related party	10,000	6,000	16,000
Proceeds from sales of common stock	0	0	43,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	6,000	59,000

NET INCREASE (DECREASE) IN CASH	0	(35,000)	0

Cash, beginning of period	0	35,000	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents
Tupper considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2010 and 2009, the Company had $0 of cash.

Fair Value of Financial Instruments
Tupper’s financial instruments consist of cash and cash equivalents, accrued expenses and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of February 28, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Tupper does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at February 28, 2010 consisted of amounts owed to the Company’s outside independent auditors, transfer agent and the law firm that will be assisting the Company in filing its 10-K.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, non-interest bearing, and unsecured. The balance due on these loans was $16,000 and $6,000 as of February 28, 2010 and 2009, respectively.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 4 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized. As of February 28, 2010 and 2009 there were 2,150,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.001 par value preferred stock authorized. As of February 28, 2010 and 2009 there were 0 shares issued of preferred stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of February 28, 2010, the Company had net operating loss carry forwards of approximately $66,063 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	February 28, 2010	February 28, 2009
Refundable Federal income tax attributable to:
Current Operations	$5,801	$15,300
Less: valuation allowance	(5,801)	(15,300)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2010	February 28, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$22,461	$16,660
Less: valuation allowance	(22,461)	(16,660)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $66,063 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 6 – LIQUIDITY AND GOING CONCERN

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Tupper neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.