Form 10-Q
period 2010-11-30
Tupper, Inc.
filed 2011-01-14
CIK 1430869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of January 13, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of November 30, 2010 (unaudited) and February 28, 2009 (derived from audited);
F-2	Statements of Operations for the three and nine months ended November 30, 2010 and 2008 and period from January 31, 2008 (Inception) to November 30, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from January 31, 2008 (Inception) to November 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended November 30, 2010 and 2008 and period from January 31, 2008 (Inception) to November 30, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2010 and February 28, 2010

	November 30, 2010	February 28, 2010
	(unaudited)	(derived from audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$22,000	$16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(65,000)	(59,000)
Total stockholders’ deficit	(22,000)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months and Nine months ended November 30, 2010 and 2009
Period from January 31, 2008 (Inception) to November 30, 2010

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009	Period from January 31, 2008 (Inception) to November 30, 2010
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	6,000	6,000	65,000

Net Loss	$(2,000)	$(2,000)	$(6,000)	$(6,000)	$(65,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 31, 2008 (Inception) to November 30, 2010

	Common stock		Additional paid-in	Deficit a ccumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, February 29, 2008	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period ended February 28, 2009	-	-	-	(45,000)	(45,000)
Balance, February 28, 2009	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the period ended February 28, 2010	-	-	-	(10,000)	(10,000)
Balance, February 28, 2010	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the period ended November 30, 2010	-	-	-	(6,000)	(6,000)
Balance, November 30, 2010	2,150,000	$2,150	$40,850	$(65,000)	$(22,000)

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine months ended November 30, 2010 and 2009
Period from January 31, 2008 (Inception) to November 30, 2010

	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009	Period From January 31, 2008 (Inception) to November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,000)	$(6,000)	$(65,000)
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(6,000)	(6,000)	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from related party	6,000	6,000	22,000
Proceeds from sales of common stock	-0-	-0-	43,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	6,000	65,000

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION		(6,785)
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

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

Cash and Cash Equivalents

Tupper considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2010 and February 28, 2010, the Company had $-0- of cash.

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
November 30, 2010

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

NOTE 3 – INCOME TAXES

For the periods ended November 30, 2010, Tupper has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $65,000 at November 30, 2010, and will expire beginning in the year 2027.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$22,100
Valuation allowance	(22,100)
Net deferred tax asset	$-

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

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 13, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

We are a development stage company and have not generated any sales to date. Our product is still in the development stage and is not yet ready for commercial sale. Since our inception, we have been attempting to raise money to complete our Product, but have not been able to secure the funds necessary to do so.  The lack of funds and the present economy have prevented that from happening.  As we have been unable to raise the capital necessary to develop and market our Product, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate.  Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to develop our Product.

Results of Operations for the Nine and Three Months Ended November 30, 2010 and Period from January 31, 2008 (Date of Inception) until November 30, 2010.

We generated no revenue for the period from January 31, 2008 (Date of Inception) until November 30, 2010. Our Operating Expenses were $2,000 during the three months ended November 30, 2010, compared with $2,000 for the same period ended November 30, 2009.  Our Operating Expenses were $6,000 during the nine months ended November 30, 2010, compared with $6,000 for the same period ended November 30, 2009.  Our Operating Expenses were $65,000 for the period from January 31, 2008 (Date of Inception) to November 30, 2010. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees.

We recorded a net loss of $2,000 for the three months ended November 30, 2010, as compared with $2,000 for the three months ended November 30, 2009.  We recorded a net loss of $6,000 for the three months ended November 30, 2010, as compared with $6,000 for the three months ended November 30, 2009.  We recorded a net loss of $65,000 for the period from January 31, 2008 (Date of Inception) until November 30, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of November 30, 2010, we had no assets and $22,000 in current liabilities. Thus, we have working capital deficit of $22,000 as of November 30, 2010.   Our current liabilities consist of a loan from our officer and director for our working capital.  The loan is due upon demand, non-interest bearing, and unsecured.

Operating activities used $65,000 in cash for the period from January 31, 2008 (Date of Inception) until November 30, 2010. Our net loss of $65,000 was the sole basis of our negative operating cash flow. Financing activities during the period from January 31, 2008 (Date of Inception) until November 30, 2010 provided $65,000 in cash during the period, consisting of proceeds from the sale of common stock in the amount of $43,000 and loans from our officer and director in the amount of $22,000.

As of November 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Zandra Grace Hernandez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2010.

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

Tupper, Inc.

Date:	January 14, 2011

By: /s/ Zandra Grace Hernandez Zandra Grace Hernandez Title: Chief Executive Officer and Director