Form 10-K
period 2011-02-28
Tupper, Inc.
filed 2011-06-06
CIK 1430869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-149921

Tupper, Inc.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
560 Lexington Ave, 16th Floor, NY, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 001-63-0915-371-1115
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of May 24, 2011.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	18

PART I

Item 1. Business

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
6

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

Item 2. Properties

Our principal executive offices are located at 560 Lexington Ave, 16th Floor, NY, NY 10022

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

Fiscal Year Ending February 28, 2011
Quarter Ended	High $	Low $
February 28, 2011	N/A	N/A
November 30, 2010	N/A	N/A
August 31, 2010	N/A	N/A
May 31, 2010	N/A	N/A

Fiscal Year Ending February 28, 2010
Quarter Ended	High $	Low $
February 28, 2010	N/A	N/A
November 30, 2009	N/A	N/A
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A

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

Results of Operations for the Years Ended February 28, 2011 and February 28, 2010 and Period from January 31, 2008 (Date of Inception) until February 28, 2011

We generated no revenue for the period from January 31, 2008 (Date of Inception) until February 28, 2011. Our Operating Expenses were $74,450 for the year ended February 28, 2011, as compared with $17,063 for the year ended February 28, 2010, and $140,513 for the period from January 31, 2008 (Date of Inception) to February 28, 2011. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $74,450 for the year ended February 28, 2011, as compared with $17,063 for the year ended February 28, 2010, and $140,513 for the period from January 31, 2008 (Date of Inception) until February 28, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of February 28, 2011, we had no assets and $97,513 in current liabilities. Thus, we have working capital deficit of $97,513 as of February 28, 2011.

Operating activities used $70,700 in cash for the period from January 31, 2008 (Date of Inception) until February 28, 2011. Our net loss of $140,513, offset by an increase in accrued expenses of $69,813 was the basis of our negative operating cash flow. Financing activities during the period from January 31, 2008 (Date of Inception) until February 28, 2011 generated $70,700 in cash during the period as a result of $43,000 in the sale of our common stock, and $27,700 in related party loans.

As of February 28, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 28, 2011, there were no off balance sheet arrangements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 28, 2011.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at February 28, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officer and director and his age as of February 28, 2011 is as follows:

Name	Age	Position Held with the Company
Gil Sacher	43	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Mr. Sacher is President of The Broadsmoore Group, LLC. Prior to joining The Broadsmoore Group, Gil was a Managing Director at NewOak Capital, heading the Firm’s high net worth and Family Office coverage. Gil has more than 22 years of Wall Street experience. He spent 15 years at Lehman Brothers in the Investment Management Division. In his most recent role at Lehman Brothers, Gil headed a desk focused on the internal distribution of private equity, asset management and absolute return strategy products. Prior to that, he was part of the New York Sales Management Team, where he co-managed a high-net worth sales force of 130 advisors with north of $550 million in annual revenues. Gil transitioned into management after building a successful private client business. Gil began his career at Shearson Lehman, initially as a research analyst in their Municipal Valued Investment Portfolio Program Group and then as a Floor Trader on the New York Stock Exchange. After Shearson Lehman and prior to Business School, Gil spent a total of 5 years with PaineWebber, in the Firm’s Municipal Research, Sales & Trading and Public Finance groups. Mr. Sacher holds Series 7, 63/65 (66), 79 and 9/10 licenses from FINRA, formerly the Nat’l Association of Securities Dealers (NASD). Mr. Sacher received a Bachelors of Science in Finance and International Business from New York University in 1989 and an MBA from Columbia University's Business School in 1995.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Gil Sacher.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Code of Ethics

As of February 28, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended February 28, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gil Sacher President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Zandra Grace Hernandez Former President, Chief Executive Officer, Principal Executive	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Gil Sacher	-	-	-	-	-	-	-	-	-
Zandra Grace Hernandez	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2011.

Stock Option Plans

We did not have a stock option plan as of February 28, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Gil Sacher 560 Lexington Ave, 16th Floor NY, NY 10022	Common Stock	175,000	8.14%
DIRECTORS AND OFFICERS – TOTAL		175,000	8.14%

5% SHAREHOLDERS
Gil Sacher	Common Stock	175,000	8.14%

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

2.       The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of February 28, 2011.

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

Our majority shareholder and former officer and director, Zandra Grace Hernandez, has loaned us $16,000 to date for working capital. The loan is due upon demand, non-interest bearing, and unsecured.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$8,500.00	-	-	-
2010	$9,250.00	-	-	-

PART IV

Item 15. Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 28, 2011 and 2010;
F-3	Statements of Operations for the Years Ended February 28, 2011 and 2010 and for the Period from January 31, 2008 (Date of Inception) to February 28, 2011;
F-4	Statement of Stockholders’ Deficit as of February 28, 2011;
F-5	Statements of Cash Flows for the Years Ended February 28, 2011 and 2010 and for the Period from January 31, 2008 (Date of Inception) to February 28, 2011;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Tupper, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Tupper, Inc., as of February 28, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from January 31, 2008 (date of inception) to February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tupper, Inc., as of February 28, 2011 and 2010 and the results of its operations and cash flows for the years then ended and the period from January 31, 2008 (date of inception) to February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tupper, Inc. will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 31, 2011

F-1

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of February 28, 2011 and 2010

	February 28,	February 28,
	2011	2010
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$69,813	$7,063
Loan payable - related party	27,700	16,000
Total liabilities	97,513	23,063

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(140,513)	(66,063)
Total stockholders’ deficit	(97,513)	(23,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

F-2

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years ended February 28, 2011 and 2010

Period from January 31, 2008 (Inception) to November 30, 2010

			Period from
	Year	Year	January 31, 2008
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	74,450	17,063	140,513

Net Loss	$(74,450)	$(17,063)	$(140,513)

Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

F-3

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

Period from January 31, 2008 (Inception) to February 28, 2011

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$—	$43,000

Net loss for the period	—	—	—	(4,000)	(4,000)
Balance, February 29, 2008	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the period ended February 28, 2009	—	—	—	(45,000)	(45,000)
Balance, February 28, 2009	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the period ended February 28, 2010	—	—	—	(17,063)	(17,063)
Balance, February 28, 2010	2,150,000	2,150	40,850	(66,063)	(23,063)

Net loss for the period ended February 28, 2011	—	—	—	(74,450)	(74,450)
Balance, November 30, 2010	2,150,000	$2,150	$40,850	$(140,513)	$(97,513)

See accompanying notes to financial statements.

F-4

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years ended February 28, 2011 and 2010

Period from January 31, 2008 (Inception) to February 28, 2011

			Period From
	Year	Year	January 31, 2008
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(74,450)	$(17,063)	$(140,513)
Change in non-cash working capital items
Increase in accrued expenses	62,750	7,063	69,813
CASH FLOWS USED BY OPERATING ACTIVITIES	(11,700)	(10,000)	(70,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from related party	11,700	10,000	27,700
Proceeds from sales of common stock	-0-	-0-	43,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,700	10,000	70,700

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

F-5

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2011

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

Cash and Cash Equivalents

Tupper considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2011 and 2010, the Company had $-0- of cash.

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

F-6

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2011

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

Basic loss per share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2011 or 2010.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of February 28, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Tupper does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company has received a loan from a related party to be used for working capital. The loan is due upon demand, non-interest bearing, and unsecured. The balance due on these loans was $27,700 and $16,000 as of February 28, 2011 and 2010, respectively.

F-7

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2011

NOTE 3 – INCOME TAXES

For the periods ended February 28, 2011, Tupper has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $140,513 and $66,063 at February 28, 2011 and 2010, respectively, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$47,774	$22,461
Valuation allowance	(47,774)	(22,461)
Net deferred tax asset	$—	$—

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

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 31, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

F-8

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC CPAs and Business Advisors
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1          Incorporated by reference to the Registration Statement on Form S-1 filed on March 27, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tupper, Inc.

By:	/s/ Gil Sacher
Gil Sacher President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 6, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Gil Sacher
Gil Sacher President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 6, 2011