Form 10-Q
period 2011-05-31
Tupper, Inc.
filed 2011-07-20
CIK 1430869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

212-380-3055
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of July 20, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2011 and February 28, 2011 (unaudited)

F-2	Statements of Operations for the three months ended May 31, 2011 and 2010 and the period from January 31, 2008 (Inception) to May 31, 2011 (unaudited)

F-3	Statement of Stockholders’ Deficit for period from January 31, 2008 (Inception) to May 31, 2011 (unaudited)

F-4	Statements of Cash Flows for the three months ended May 31, 2011 and 2010 and period from January 31, 2008 (Inception) to May 31, 2011 (unaudited)

F-5	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of May 31, 2011 and February 28, 2011

	May 31,	February 28,
	2011	2011

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$34,588	$69,813
Loan payable - related party	81,669	27,700
Total liabilities	116,257	97,513

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(159,257)	(140,513)
Total stockholders’ deficit	(116,257)	(97,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months ended May 31, 2011 and 2010 and the
Period from January 31, 2008 (Inception) to May 31, 2011

			Period from
	Three Months	Three Months	January 31, 2008
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	18,744	2,000	159,257

Net Loss	$(18,744)	$(2,000)	$(159,257)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from January 31, 2008 (Inception) to May 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000

Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, February 29, 2008	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the period ended February 28, 2009	-	-	-	(45,000)	(45,000)
Balance, February 28, 2009	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the period ended February 28, 2010	-	-	-	(17,063)	(17,063)
Balance, February 28, 2010	2,150,000	2,150	40,850	(66,063)	(23,063)

Net loss for the period ended February 28, 2011	-	-	-	(74,450)	(74,450)
Balance, February 28, 2011	2,150,000	$2,150	$40,850	$(140,513)	$(97,513)

Net loss for the period ended May 31, 2011	-	-	-	(18,744)	(18,744)
Balance, May 31, 2011	2,150,000	$2,150	$40,850	$(159,257)	$(116,257)

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three months ended May 31, 2011 and 2010
Period from January 31, 2008 (Inception) to May 31, 2011

			Period From
	Three Months	Three Months	January 31, 2008
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,744)	$(2,000)	$(159,257)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(35,225)	-0-	30,588
CASH FLOWS USED BY OPERATING ACTIVITIES	(53,969)	(2,000)	(128,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from related party	53,969	2,000	85,669
Proceeds from sales of common stock	-0-	-0-	43,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,969	2,000	128,669

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION		(6,785)
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

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

Cash and Cash Equivalents

Tupper considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2011 and February 28, 2011, the Company had $-0- of cash.

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
May 31, 2011

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

Basic loss per share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2011 or 2010.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of May 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Tupper does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company has received a loan from a related party to be used for working capital.  The loan is due upon demand, non-interest bearing, and unsecured.  The balance due on these loans was $81,669 and $27,700 as of May 31, 2011 and February 28, 2011, respectively.

TUPPER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

NOTE 3 – INCOME TAXES

For the period ended May 31, 2011, Tupper has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $159,257 and $61,000 at May 31, 2011 and 2010, respectively, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2011	February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$54,147	$47,774
Valuation allowance	(54,147)	(47,774)
Net deferred tax asset	$-	$-

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

Results of Operations for the Three Months Ended May 31, 2011 and 2010 and Period from January 31, 2008 (Date of Inception) until May 31, 2011.

We generated no revenue for the period from January 31, 2008 (Date of Inception) until May 31, 2011. Our Operating Expenses were $18,744 during the three months ended May 31, 2011, compared with $2,000 for the same period ended May 31, 2010.  Our Operating Expenses were $159,257 for the period from January 31, 2008 (Date of Inception) to May 31, 2011. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees.

We recorded a net loss of $18,744 for the three months ended May 31, 2011, as compared with $2,000 for the three months ended May 31, 2010.  We recorded a net loss of $159,257 for the period from January 31, 2008 (Date of Inception) until May 31, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of May 31, 2011, we had no assets and $116,257 in current liabilities. Thus, we have working capital deficit of $116,257 as of May 31, 2011.   Our current liabilities consist of a loan from our officer and director for our working capital and accrued expenses.  The loan is due upon demand, non-interest bearing, and unsecured.

Operating activities used $53,969 in cash for the three months ended May 31, 2011. Our net loss of $18,744 along with a decrease in accrued expenses of $35,225 was the sole basis of our negative operating cash flow. Financing activities during the three months ended May 31, 2011 provided $53,969 in cash during the period, consisting of loans from our officer and director.

As of May 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2011, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tupper, Inc.

Date:	July 20, 2011

By: /s/ Gil Sacher Gil Sacher Title: Chief Executive Officer and Director