Form 10-Q
period 2011-08-31
Tupper, Inc.
filed 2011-10-24
CIK 1430869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-149921

Tupper, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

560 Lexington Ave, 16th Floor, NY, NY 10022
(Address of principal executive offices)

212-380-3055
(Registrant’s telephone number)

_____________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of October 18, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2011 and February 28, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2011 and 2010 and period from January 31, 2008 (Inception) to August 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended August 31, 2011 and 2010 and period from January 31, 2008 (Inception) to August 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of August 31, 2011 and February 28, 2011 (unaudited)

	August 31,	February 28,
	2011	2011

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$27,806	$69,813
Loan payable - related party	94,844	27,700
Total liabilities	122,650	97,513

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(165,650)	(140,513)
Total stockholders’ deficit	(122,650)	(97,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

F-1

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months and six months ended August 31, 2011 and 2010

Period from January 31, 2008 (Inception) to August 31, 2011

					Period from
	Three Months	Three Months	Six Months	Six Months	January 31, 2008
	Ended	Ended	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010	2011
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Professional fees	6,393	2,000	25,137	4,000	165,650

Net Loss	$(6,393)	$(2,000)	$(25,137)	$(4,000)	$(165,650)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

F-2

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Six months ended August 31, 2011 and 2010

Period from January 31, 2008 (Inception) to August 31, 2011

			Period From
	Six Months	Six Months	January 31, 2008
	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,137)	$(4,000)	$(165,650)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(42,007)	-0-	27,806
CASH FLOWS USED BY OPERATING ACTIVITIES	(67,144)	(4,000)	(137,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from related party	67,144	4,000	94,844
Proceeds from sales of common stock	-0-	-0-	43,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	67,144	4,000	137,844

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

F-3

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

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

Cash and Cash Equivalents

Tupper considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2011 and 2010, the Company had $-0- of cash.

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

F-4

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

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

Basic loss per share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2011 or 2010.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of August 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Tupper does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company has received a loan from a related party to be used for working capital. The loan is due upon demand, non-interest bearing, and unsecured. The balance due on these loans was $94,844 and $27,700 as of August 31, 2011 and February 28, 2011, respectively.

F-5

TUPPER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 3 – INCOME TAXES

For the period ended August 31, 2011, Tupper has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $165,650 and $63,000 at August 31, 2011 and 2010, respectively, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2011	February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$56,321	$47,774
Valuation allowance	(56,321)	(47,774)
Net deferred tax asset	$—	$—

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

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 18, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

F-6

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

We are a development stage company and have not generated any sales to date. Our product is still in the development stage and is not yet ready for commercial sale. Since our inception, we have been attempting to raise money to complete our Product, but have not been able to secure the funds necessary to do so. The lack of funds and the present economy have prevented that from happening. As we have been unable to raise the capital necessary to develop and market our Product, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next year. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to develop our Product.

4

Results of Operations for the Three and Six Months Ended August 31, 2011 and 2010 and Period from January 31, 2008 (Date of Inception) until August 31, 2011.

We generated no revenue for the period from January 31, 2008 (Date of Inception) until August 31, 2011. Our Operating Expenses were $6,393 during the three months ended August 31, 2011, compared with $2,000 for the same period ended August 31, 2010. Our Operating Expenses were $25,137 during the six months ended August 31, 2011, compared with $4,000 for the same period ended August 31, 2010. Our Operating Expenses were $165,650 for the period from January 31, 2008 (Date of Inception) to August 31, 2011. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees.

We recorded a net loss of $6,393 for the three months ended August 31, 2011, as compared with $2,000 for the three months ended August 31, 2010. We recorded a net loss of $25,137 for the six months ended August 31, 2011, as compared with $4,000 for the six months ended August 31, 2010. We recorded a net loss of $165,650 for the period from January 31, 2008 (Date of Inception) until August 31, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of August 31, 2011, we had no assets and $122,650 in current liabilities. Thus, we have working capital deficit of $122,650 as of August 31, 2011. Our current liabilities consist of a loan from our officer and director for our working capital and accrued expenses. The loan is due upon demand, non-interest bearing, and unsecured.

Operating activities used $67,144 in cash for the six months ended August 31, 2011. Our net loss of $25,137 along with a decrease in accrued expenses of $42,007 was the sole basis of our negative operating cash flow. Financing activities during the three months ended August 31, 2011 provided $67,144 in cash during the period, consisting of loans from our officer and director.

As of August 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

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

5

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

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

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tupper, Inc.

Date:	October 24, 2011

By: /s/ Gil Sacher Gil Sacher Title: Chief Executive Officer and Director

8